Form 10-K
period 2005-12-31
Long Beach Acceptance Auto Receivables Trust 2005-B
filed 2006-03-31
CIK 1340998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM -10K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

                      Commission file number 333-122851-02

                           LONG BEACH ACCEPTANCE CORP.

 (as Originator, Servicer and Custodian under the Sale and Servicing Agreement dated October 1, 2005, relating to the Long Beach Acceptance Auto Receivables
                         Trust 2005-B Asset Back Notes)
             (Exact name of Registrants as specified in it charter)

                Delaware                                33-0660404
----------------------------------------   ------------------------------------
    (State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
             Incorporation)
----------------------------------------   ------------------------------------
         One Mack Centre Drive                            07652
          Paramus, New Jersey                           (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (201) 262-5222

                                    No Change
--------------------------------------------------------------------------------
          (Former name of former address, if changed since last report)

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act
of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act
of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes    [X] No

Indicate by check mark whether the Registrant (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

[X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer [ ]   Accelerated filer [ ]  Non-Accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act.)

[ ] Yes    [X] No

The aggregate market value of the voting stock held by non-affiliates of the
Registrant. Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE: See Index to Exhibits

The Registrants meet the conditions set forth in General Instruction (I) (1) (a)
and (b) of Form 10-K with the reduced disclosure format permitted.

PART I

ITEM 1. BUSINESS

Long Beach Acceptance Receivables Corp. ("LBARC") is a wholly-owned bankruptcy-remote subsidiary of Long Beach Acceptance Corp. Long Beach
Acceptance Auto Receivables Trust 2005-B (the "Trust") is a bankruptcy-remote
Delaware Statutory Trust. The Trust was formed solely for the purpose of acquiring from LBARC certain motor vehicle retail installment sales contracts
(the "Contracts") and interests in the automobiles underlying the contracts and securitizing the contracts through the issuance of debt securities (the
"Notes"). LBARC and the Trust have no other assets other than the Contracts and an interest in the automobiles underlying the Contracts and proceeds thereof.

ITEM 1A: RISK FACTORS

Not Applicable

ITEM 2. PROPERTIES

Not Applicable

ITEM 3. LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings with respect to the Trust involving the Trust, Trustee, the Seller or the Servicer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for the notes known to the registrant. As of the certification date, the number of holders of record for the registered certificates was 39 based on records provided by the
Depository Trust Company.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Not Applicable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Not Applicable

ITEM 9. CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES
Omitted pursuant to 17 C.F.R.  240.13a-14(g) and 240.13a-15(a)

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Not Applicable

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not Applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following is a list of documents filed as part of this Annual Report on
Form 10-K:

EXHIBIT INDEX

99-1     Officer's Certificate

99-2     Report of Independent Registered Public Accounting Firm

31       Sarbanes-Oxley Section 302 Certification

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

LONG BEACH ACCEPTANCE AUTO RECEIVABLES TRUST 2005-B

By: Long Beach Acceptance Corp., as Servicer

/s/ Michael J. Pankey
-------------------------------------
         Michael J. Pankey
         Executive Vice President and
         Chief Financial Officer

Dated: March 30, 2006

Supplemental information to be furnished with reports filed pursuant to section
15(d) of the act by registrants which have not registered securities pursuant to section 12 of the act.

(a)(1)   No annual report is provided to the certificateholders.

(a)(2)   No proxy statement, form of proxy or other proxy soliciting notice has been sent to any certificateholder with respect to any annual meeting of certificateholders.